Form 10-Q
period 1996-03-31
FIDELITY FINANCIAL BANKSHARES CORP
filed 1996-05-10
CIK 937688

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q



MARK ONE
(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended March 31, 1996

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934



Commission File Number:  0-26196



                    FIDELITY FINANCIAL BANKSHARES CORPORATION
             (exact name of registrant as specified in its charter)

         Virginia                                     54-1746028
(State or other jurisdiction                      (I.R.S. Employer
      of incorporation)                           Identification No.)

2809 Emerywood Parkway, Suite 500, Richmond, VA               23294
  (Address of principal executive offices)                 (Zip Code)

                 Registrant's Telephone Number - (804) 756-0200

Indicate the number of shares outstanding of each of the issuer's classes of capital stock, as of the latest practicable date:

                    Common Stock, Par Value $1.00 per share,
                 2,291,681 shares outstanding as of May 9, 1996


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

                           Yes   X           No

                    FIDELITY FINANCIAL BANKSHARES CORPORATION

                                      INDEX


                         PART I - FINANCIAL INFORMATION

                                                                     Page Number
ITEM 1     Consolidated Financial Statements

           Consolidated Statements of Financial Condition                  3

           Consolidated Statements of Earnings                             4

           Consolidated Statements of Cash Flows                           5

           Notes to Consolidated Financial Statements                     6-8

ITEM 2     Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                      9-11



                           PART II - OTHER INFORMATION

ITEM 1     Legal Proceedings                                              12

ITEM 2     Changes in Securities                                          12

ITEM 3     Defaults Upon Senior Securities                                12

ITEM 4     Submission of Matters to a Vote of Security Holders            12

ITEM 5     Other Information                                              12

ITEM 6     Exhibits and Reports on Form 8-K                               12


                                   SIGNATURES

           FIDELITY FINANCIAL BANKSHARES CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


(Dollars in thousands, except share data)

                                                                                           March 31,             December 31,
                                                                                              1996                  1995
                                                                                         ---------------       ---------------
ASSETS                                                                                    (unaudited)
      Cash and due from banks                                                          $          4,647      $          5,067
      Investment securities available-for-sale                                                   30,985                36,649
      Investment securities held-to-maturity                                                      6,472                 6,462
      Mortgage-backed securities available-for-sale                                               6,617                 4,871
      Loans receivable, net                                                                     253,378               247,194
      Loans receivable held-for-sale                                                              7,220                 4,147
      Real estate acquired in settlement of loans, net                                              953                   822
      Premises and equipment, net                                                                 4,673                 4,681
      Accrued interest receivable                                                                 2,215                 2,108
      Prepaid expenses and other assets                                                           4,398                 2,412
                                                                                         ---------------       ---------------

                                                                                       $        321,558      $        314,413
                                                                                         ===============       ===============


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
      Deposits                                                                         $        241,935      $        239,121
      Advances from the Federal Home Loan Bank                                                   40,249                37,210
      Securities sold under agreements to repurchase                                              7,937                 8,115
      Advance payments by borrowers for taxes and insurance                                           -                   867
      Other liabilities                                                                           4,077                 2,263
                                                                                         ---------------       ---------------

                                 Total Liabilities                                              294,198               287,576
                                                                                         ---------------       ---------------


STOCKHOLDERS' EQUITY

      Preferred stock, $1.00 par value per share (1,000,000 shares
          authorized; none issued)                                                                    -                     -
      Common stock, $1.00 par value per share (4,000,000 shares
          authorized; 2,279,047 and 2,276,992 shares issued and
          outstanding at March 31, 1996 and December 31, 1995,
          respectively)                                                                           2,279                 2,277
      Additional paid-in capital                                                                  9,648                 9,632
      Retained earnings                                                                          15,601                14,912
      Net unrealized gain(loss) on securities available-for-sale                                   (168)                   16
                                                                                         ---------------       ---------------

                                 Total Stockholders' Equity                                      27,360                26,837
                                                                                         ---------------       ---------------

                                                                                       $        321,558      $        314,413
                                                                                         ===============       ===============


See accompanying notes to consolidated financial statements.

           FIDELITY FINANCIAL BANKSHARES CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS


(Dollars in thousands except per share data)
                                                                                             THREE MONTHS ENDED
                                                                                                 March 31,
                                                                                 --------------------------------------
                                                                                        1996                   1995
                                                                                 ----------------       ---------------
                                                                                    (unaudited)           (unaudited)
Interest Income
     Real estate loans                                                           $         4,815        $        4,486
     Other loans                                                                             910                   940
     Mortgage-backed securities                                                              100                    97
     Investment securities                                                                   301                   273
     Other investments                                                                       331                   256
                                                                                    -------------         -------------

          Total interest income                                                            6,457                 6,052
                                                                                    -------------         -------------

Interest Expense
     Deposits                                                                              2,933                 2,491
     Short-term borrowings                                                                   257                   250
     Long-term borrowings                                                                    397                   401
                                                                                    -------------         -------------

          Total interest expense                                                           3,587                 3,142
                                                                                    -------------         -------------

Net Interest Income                                                                        2,870                 2,910
Provision for loan losses                                                                     85                   108
                                                                                    -------------         -------------

Net Interest Income After Provision
     for Loan Losses                                                                       2,785                 2,802
                                                                                    -------------         -------------

Noninterest income
     Gain (Loss) on loans and mortgage-backed
          securities, net                                                                     42                   (48)
     Gain on sale of investment securities, net                                               26                     -
     Operations of real estate acquired in settlement of loans                                (1)                    -
     Other                                                                                   156                   163
                                                                                    -------------         -------------

          Total noninterest income                                                           223                   115
                                                                                    -------------         -------------

Noninterest expense
     Compensation and employee benefits                                                    1,016                 1,005
     Occupancy and equipment                                                                 333                   320
     FDIC insurance premiums                                                                 135                   119
     Data processing services                                                                119                   123
     Professional services                                                                    43                    37
     Marketing                                                                                 9                    29
     Other                                                                                   121                   124
                                                                                    -------------         -------------

          Total noninterest expense                                                        1,776                 1,757
                                                                                    -------------         -------------

Earnings Before Income Tax Expense                                                         1,232                 1,160
Income tax expense                                                                           452                   425
                                                                                    -------------         -------------

Net Earnings                                                                     $           780        $          735
                                                                                    =============         =============


Net Earnings Per Share                                                           $           .34        $          .32
                                                                                    =============         =============


Dividends Declared Per Share                                                     $           .04        $          .04
                                                                                    =============         =============



See accompanying notes to consolidated financial statements.

           FIDELITY FINANCIAL BANKSHARES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                   Three Months Ended
(Dollars in thousands)                                                                                 March 31,
                                                                                        --------------------------------------
                                                                                               1996                 1995
                                                                                        -----------------    -----------------
                                                                                           (unaudited)           (unaudited)
Operating activities
      Net income                                                                        $            780      $           735
      Adjustments to reconcile net income to net cash provided by operating activities:
           Provision for loan losses                                                                  85                  108
           Depreciation and amortization                                                             123                  118
           Purchase of mortgage-backed securities                                                 (1,863)                   -
           Originations of loans held-for-sale                                                    (9,394)              (1,294)
           Proceeds from sale of loans held-for-sale                                                 790                  654
           Proceeds from sale of mortgage-backed securities
              available-for-sale                                                                   5,478                    -
           (Increase) Decrease in prepaid expenses and other assets                               (2,089)                 260
           (Increase) Decrease in excess servicing                                                    (4)                   9
           Increase in deferred loan fees                                                             42                    7
           Increase in other liabilities                                                             373                  611
           Other, net                                                                                  7                   90
                                                                                          ---------------       --------------

                 Net cash (absorbed) provided by operating activities                             (5,672)               1,298
                                                                                          ---------------       --------------

Investing activities
      Purchase of investment securities available-for-sale                                        (2,000)                   -
      Proceeds from sales of investment securities available-for-sale                              3,026                    -
      Loan and mortgage-backed securities principal repayments                                    26,081               22,077
      Loan disbursements                                                                         (32,417)             (29,025)
      Loans purchased                                                                                  -               (3,445)
      Redemption of stock in FHLB                                                                      -                  127
      Purchase of premises and equipment                                                            (115)                 (80)
                                                                                          ---------------       --------------

                 Net cash absorbed by investing activities                                        (5,425)             (10,346)
                                                                                          ---------------       --------------

Financing activities
      Cash dividends paid                                                                            (91)                 (85)
      Exercise of stock options                                                                       18                    9
      Net increase in deposits                                                                     2,814               11,376
      Net (increase) decrease in short-term borrowings                                              (178)               8,476
      Proceeds from FHLB advances                                                                 15,429               13,390
      Repayment of  FHLB advances                                                                (12,390)             (24,000)
      Increase in advance payments by borrowers for
         taxes and insurance                                                                         574                  564
                                                                                          ---------------       --------------

                 Net cash provided by financing activities                                         6,176                9,730
                                                                                          ---------------       --------------

Increase (decrease) in cash and cash equivalents                                                  (4,921)                 682

Cash and cash equivalents at beginning of period                                                  31,558               19,671
                                                                                          ---------------       --------------

Cash and cash equivalents at end of period                                              $         26,637      $        20,353
                                                                                          ===============       ==============


See accompanying notes to consolidated financial statements.

           FIDELITY FINANCIAL BANKSHARES CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1996


1.       Consolidated Financial Statements

         The accompanying consolidated financial statements include the accounts of Fidelity Financial Bankshares Corporation and its wholly-owned
         subsidiary,   Fidelity   Federal  Savings  Bank  and  its  wholly-owned
         subsidiary Fidelity Service Corporation (collectively "the Corporation"). All significant intercompany balances and transactions have been eliminated in consolidation.

         The reorganization of Fidelity Federal Savings Bank ( the "Bank") into the holding company form of ownership was completed effective May 26, 1995, following regulatory and stockholder approval. The financial statements presented are the unaudited consolidated financial statements of the Corporation as if the reorganization had occurred on January 1, 1995. Fidelity Financial Bankshares Corporation had no properties or operations prior to May 26, 1995.

         Earnings per share of common stock are computed based on the weighted average number of shares outstanding for the period. The weighted average number of shares outstanding were 2,278,957 and 2,238,781 for the three months ended March 31, 1996 and 1995, respectively.

2.       Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         In the opinion of management of the Corporation, all adjustments (which include only normal recurring accruals) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three month period ended March 31, 1996 is not necessarily indicative of the results which may be expected for the entire year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's 1995 annual report.

3.       Stockholders' Equity and Dividend Restrictions

         Payment of dividends to Fidelity Financial Bankshares Corporation by the Bank is limited by federal regulations. See Note 13 in Notes to Consolidated Financial Statements of the 1995 annual report for information regarding payment of cash dividends.

         On January 31, 1996, the Corporation paid to stockholders of record January 17, 1996, a quarterly cash dividend of $.04 per share. On March 25, 1996, the Board of Directors declared a quarterly cash dividend of $.04 per share, payable April 30, 1996 to stockholders of record April 16, 1996.

4.       Supplemental Disclosures of Cash Flow Information

         Total interest paid for the three months ended March 31, 1996 and 1995 was $3,577,000 and $3,146,000, respectively.

         There were no income taxes paid during the three months ended March 31, 1996 or 1995.

         Loans receivable exchanged for mortgage-backed securities totaled $5,559,000 and none for the three months ended March 31, 1996 and 1995, respectively.

         Real estate acquired in settlement of loans totaled $132,000 for the three months ended March 31, 1996, as compared to none for the comparable period in 1995.

         For purposes of reporting cash flows, cash and cash equivalents include cash, adjustable rate mortgage mutual funds, FHLB overnight funds and federal funds.

5.       Loans Receivable

                                                                                     March 31,          December 31,
                                                                                   -----------------------------------
                  (Dollars in thousands)                                               1996                1995
                                                                                   -------------      ----------------
                                                                                   (unaudited)
                  Real estate loans
                           First mortgage conventional
                               One to four family                                $      107,708     $         107,103
                               Multifamily                                               13,560                12,240
                               Nonresidential                                            46,512                46,415
                               Construction and development                              66,876                61,103
                           Second mortgage conventional                                     880                   750
                                                                                   -------------      ----------------

                               Total real estate loans                                  235,536               227,611
                  Less
                           Loans in process                                              20,386                17,467
                           Deferred loan fees, net                                          798                   754
                           Allowance for loan losses                                      1,817                 2,032
                                                                                   -------------      ----------------

                               Net real estate loans                                    212,535               207,358
                                                                                   -------------      ----------------

                  Other Loans
                           Consumer and installment                                      16,492                16,991
                           Commercial                                                    25,540                23,723
                                                                                   -------------      ----------------

                               Total other loans                                         42,032                40,714
                  Less
                           Deferred loan fees, net                                         (154)                 (152)
                           Allowance for loan losses                                      1,343                 1,030
                                                                                   -------------      ----------------

                               Net other loans                                           40,843                39,836
                                                                                   -------------      ----------------

                                                                                 $      253,378     $         247,194
                                                                                   =============      ================

6.       Impaired Loans

         As of January 1, 1995, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 114 Accounting by Creditors for
         Impairment of a Loan, as amended by SFAS No. 118. Under the new standard, a loan is considered impaired, based on current information and events, if it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral.

         As of March 31, 1996 the Corporation's recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 totaled $652,000, as compared to none for the same period in 1995. For the quarters ended March 31, 1996 and 1995, the average recorded investment in impaired loans was $217,000 and none, respectively. For the quarters ended March 31, 1996 and 1995, interest income recognized on impaired loans totaled $4,000 and none, respectively.

           FIDELITY FINANCIAL BANKSHARES CORPORATION AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                 MARCH 31, 1996

Fidelity Financial Bankshares Corporation was incorporated in Virginia in 1995 to serve as the holding company of the Bank. The stockholders of the Bank approved the Plan of Reorganization at the Annual Meeting on April 25, 1995, and the reorganization was consummated on May 26, 1995 with the Bank becoming the wholly-owned subsidiary of Fidelity Financial Bankshares Corporation. The Bank, incorporated in 1986, is a federally chartered capital stock savings bank with its principal offices in Richmond, Virginia.

This Management's Discussion and Analysis should be read in conjunction with Management's Discussion and Analysis contained in the Corporation's annual report to stockholders, which focuses upon relevant matters occurring during the year commencing January 1, 1995 and ending December 31, 1995. The ensuing discussion focuses upon material matters as of and for the three months ended March 31, 1996.

FINANCIAL CONDITION AND CAPITAL ADEQUACY

FINANCIAL CONDITION

Assets of the Corporation were $321.6 million at March 31, 1996, an increase of 2% over assets of $314.4 million at December 31, 1995. Loans receivable and mortgage-backed securities totaled $267.2 million at March 31, 1996, an increase of 4% over loans receivable and mortgage-backed securities of $256.2 million at December 31, 1995. Deposits increased 1% from $239.1 million at December 31, 1995, to $241.9 million at March 31, 1996. Stockholders' equity totaled $27.4 million at March 31, 1996, which represents a book value of $12.01 per share.

Loan disbursements increased sharply during the three months ended March 31, 1996 as compared to the same period in 1995. Closings were $47.5 million for the quarter ended March 31, 1996, as compared to $30.2 million for the same period of 1995. Such increase resulted from stronger loan demand.

During the first quarter of 1996, the Bank experienced a moderation in the 1995 preference by its customers for longer term certificates. Of the first quarter's deposit growth of $2.8 million, nine months and longer certificates increased $.5 million, while certificates under nine months and transaction accounts and money market deposit accounts collectively increased $2.3 million.

CAPITAL ADEQUACY

The following regulatory capital requirements of the Bank are based on analysis of the applicable regulations, but interpretative guidance may alter the Bank's analysis. Based upon the following levels of regulatory capital the Bank continues to meet the regulatory definition of "well capitalized." This classification is determined solely for the purposes of applying certain regulations and may not constitute an accurate representation of the Bank's overall financial condition.

CAPITAL ADEQUACY, (Continued)

At March 31, 1996, the Bank's tangible capital totaled $25,982,000, (7.99% of adjusted assets) which exceeded the regulatory requirement of $4,878,000, (1.50% of adjusted assets) by $21,104,000.

The Bank's core capital at March 31, 1996, totaled $25,982,000, (7.99% of adjusted assets) which exceeded the regulatory requirement of $9,756,000 (3.00% of adjusted assets) by $16,226,000.

The risk-based capital of the Bank was $28,656,000 (12.64% of risk-weighted assets) at March 31, 1996, which exceeded the regulatory requirement of $18,135,000 (8.00% of risk-weighted assets) by $10,521,000.

RESULTS OF OPERATIONS

Net earnings for the quarter ended March 31, 1996, increased 6% to $780,000 or $.34 per share as compared to $735,000 or $.32 per share for the comparable period in 1995.

Net interest income decreased 1% from $2,910,000 in the first quarter of 1995 to $2,870,000 in the comparable period of 1996. Such decrease occurred because the net interest margin decreased from 4.17% in the first quarter of 1995 to 3.81% in the first quarter of 1996, more than offsetting the increase in average interest-earning assets from $282.8 million in the first quarter of 1995 to $303.0 million in 1996. However, the net interest margin increased from 3.68% for the quarter ended December 31, 1995, to 3.81% for the quarter ended March 31, 1996. The net interest margin is expected to increase during the remainder of 1996, primarily because of adjustable rate loans originated below the fully indexed rate, adjusting to higher levels.

Nonperforming assets increased to $3.7 million or 1.16% of assets at March 31, 1996 as compared to $2.9 million or .91% of assets at December 31, 1995. These nonperforming assets consist of real estate acquired in settlement of loans of $1.0 million and nonperforming loans of $2.7 million.

The provision for loan losses was $85,000 for the first quarter of 1996, as compared to $108,000 for the comparable period in 1995. During the first quarter of 1996, there were no loan chargeoffs as compared to $86,000 for the first quarter of 1995. The total allowance for loan losses at March 31, 1996 was $3,160,000 or 1.20% of loans receivable, as compared to $3,062,000 or 1.20% of loans receivable at December 31, 1995.

Noninterest income for the quarter ended March 31, 1996 was $223,000, compared to $115,000 for the first quarter of 1995. During the first quarter of 1996, the Bank had gains on sale of investment securities of $26,000, compared to none during the same period of 1995. The gain on the sale of loans and mortgage-backed securities was $42,000 for the quarter ended March 31, 1996, as compared to a loss of $48,000 for the same period in 1995.

RESULTS OF OPERATIONS, (Continued)

Noninterest expenses were $1,776,000 for the three months ended March 31, 1996, compared to $1,757,000 for the same period in 1995. Such increase of 1% was the Corporation's smallest increase ever over a quarter to quarter comparison. Increased loan activity in 1996 is helping to reduce noninterest expenses, as capitalized loan origination expenses were $143,000 during the first quarter of 1996 compared to $112,000 in the first quarter of 1995. Noninterest expenses are expected to increase during 1996 at a greater rate over 1995 than experienced during the first quarter of 1996.

Income tax expense for the quarter ended March 31, 1996 was $452,000 or an effective rate of 36.7% as compared to $425,000 or an effective rate of 36.7% for the comparable period in 1995.

LIQUIDITY

Liquidity represents the Bank's ability to fund loans and withdrawals of deposits. Total assets qualifying as regulatory liquidity as of March 31, 1996 were $19.4 million. This is $6.2 million in excess of the regulatory required liquidity amount of $13.2 million. The Bank is in compliance with all regulatory liquidity requirements at March 31, 1996.

The Bank increased its advances from the FHLB and other borrowings by $2.9 million from December 31, 1995 to March 31, 1996. Such increase in borrowings was used to partially fund the growth in loans receivable and mortgage-backed securities.

                    FIDELITY FINANCIAL BANKSHARES CORPORATION

                           PART II - OTHER INFORMATION


ITEM 1.  Legal Proceedings

                  The   Corporation   is  not  engaged  in  any  material  legal
proceedings at the present time.

ITEM 2.  Changes in Securities

                  Not Applicable

ITEM 3.  Defaults Upon Senior Securities

                  Not Applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders

                  Not Applicable

ITEM 5.  Other Information

                  Not Applicable

ITEM 6.  Exhibits and Reports on Form 8-K

                (a)      Exhibits Are Not Applicable

                (b) No Form 8-K was filed during the quarter ended March 31, 1996.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              FIDELITY FINANCIAL BANKSHARES CORPORATION




                              /s/ Barry D. Crawford
                              Barry D. Crawford
                              President, Principal Executive Officer
                              and a Director

                              DATE: May 10, 1996




                              /s/ Gerald L. Martin
                              Gerald L. Martin
                              Executive Vice President,  Principal
                              Financial Officer, Treasurer and a
                              Director

                              DATE: May 10, 1996




                              /s/ William S. Miller, Jr.
                              William S. Miller, Jr.
                              Principal Accounting Officer

                              DATE: May 10, 1996