Form 10-Q
period 1996-06-30
FIDELITY FINANCIAL BANKSHARES CORP
filed 1996-08-09
CIK 937688

SECURITIES AND EXCHANGE COMMISSION
                                               WASHINGTON, D. C. 20549


                                                      FORM 10-Q





X   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
      OF 1934




                  For the Quarterly Period Ended June 30, 1996

                                       OR


TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



Commission File Number:  0-26196



                    FIDELITY FINANCIAL BANKSHARES CORPORATION
             (exact name of registrant as specified in its charter)

       Virginia                                        54-1746028
(State or other jurisdiction              (I.R.S. Employer Identification No.)
    of incorporation)

             2809 Emerywood Parkway, Suite 500, Richmond, VA 23294_
               (Address of principal executive offices) (Zip Code)

                 Registrant's Telephone Number - (804) 756-0200

Indicate the number of shares outstanding of each of the issuer's classes of capital stock, as of the latest practicable date:

                    Common Stock, Par Value $1.00 per share,
                  2,291,681 shares outstanding as of August 8,
                                      1996


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

                           Yes   X           No
                           --------------------

                    FIDELITY FINANCIAL BANKSHARES CORPORATION

                                      INDEX


                         PART I - FINANCIAL INFORMATION

                                                                   Page Number
ITEM 1  Consolidated Financial Statements

        Consolidated Statements of Financial Condition                 3

        Consolidated Statements of Earnings                           4-5

        Consolidated Statements of Cash Flows                          6

        Notes to Consolidated Financial Statements                    7-9

ITEM 2  Management's Discussion and Analysis of Financial
        Condition and Results of Operations                         10 - 12


                                PART II - OTHER INFORMATION

ITEM 1  Legal Proceedings                                             13

ITEM 2  Changes in Securities                                         13

ITEM 3  Defaults Upon Senior Securities                               13

ITEM 4  Submission of Matters to a Vote of Security Holders           13

ITEM 5  Other Information                                             14

ITEM 6  Exhibits and Reports on Form 8-K                              14


SIGNATURES

FIDELITY FINANCIAL BANKSHARES CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


(Dollars in thousands, except share data)

                                                           June 30,             December 31,
                                                             1996                 1995
                                                       --------------      ---------------
ASSETS                                                                         (unaudited)
Cash and due from banks                            $          4,170     $          5,067
Investment securities available-for-sale                     32,103               36,649
Investment securities held-to-maturity                        4,482                6,462
Mortgage-backed securities available-for-sale                 8,382                4,871
Loans receivable, net                                       259,005              247,194
Loans receivable held-for-sale                                7,429                4,147
Real estate acquired in settlement of loans, net                953                  822
Premises and equipment, net                                   4,648                4,681
Accrued interest receivable                                   2,156                2,108
Prepaid expenses and other assets                             2,486                2,412
                                                      --------------      ---------------

                                                     $       325,814     $        314,413
                                                        ==============      ===============


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits                                              $       245,359       $      239,121
Advances from the Federal Home Loan Bank                       46,451               37,210
Securities sold under agreements to repurchase                  2,915                8,115
Advance payments by borrowers for taxes and insurance             564                  867
Other liabilities                                               2,515                2,263
                                                        --------------      ---------------

                          Total Liabilities                   297,804              287,576
                                                        --------------      ---------------


STOCKHOLDERS' EQUITY

Preferred stock, $1.00 par value per share (1,000,000
     shares authorized; none issued)                               -                    -
Common stock, $1.00 par value per share
     (4,000,000 sharesauthorized; 2,291,681 and
     2,276,992 shares issued andoutstanding at
     June 30, 1996and December 31, 1995,respectively)           2,292                2,277
Additional paid-in capital                                      9,635                9,632
Retained earnings                                              16,342               14,912
Net unrealized gain(loss) on securities
available-for-sale                                               (259)                  16
                                                         -------------       --------------

                          Total Stockholders' Equity           28,010               26,837
                                                         --------------      -------------

                                                      $       325,814        $     314,413
                                                         ==============      ===============

See accompanying notes to consolidated financial statements.

           FIDELITY FINANCIAL BANKSHARES CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS


(Dollars in thousands, except per share data)
                                                            Three Months Ended
                                                                  June 30,
                                                          --------------------------
                                                             1996                1995
                                                          -------------  --------------
                                                          (unaudited)        (unaudited)
Interest Income
      Real estate loans                               $      4,925        $      4,854
      Other loans                                              914                 897
      Mortgage-backed securities                               157                  96
      Investment securities                                    254                 269
      Other investments                                        326                 273
                                                        -----------         -----------

           Total interest income                             6,576               6,389
                                                        -----------         -----------

Interest Expense
      Deposits                                               2,925               2,764
      Short-term borrowings                                    293                 367
      Long-term borrowings                                     330                 373
                                                        -----------         -----------

           Total interest expense                            3,548               3,504
                                                        -----------         -----------

Net Interest Income                                          3,028               2,885
Provision for loan losses                                       75                  87
                                                        -----------         -----------

Net Interest Income After Provision for Loan Losses          2,953               2,798
                                                        -----------         -----------

Noninterest income
      Gain (loss) on loans and mortgage-backed
           securities, net                                      26                 (16)
      Gain on sale of investment securities
           available-for-sale, net                               -                   -
      Operations of real estate acquired in
          settlement of loans                                 (11)                 (2)
      Other                                                    190                 175
                                                        -----------         -----------

           Total noninterest income                            205                 157
                                                        -----------         -----------

Noninterest expense
      Compensation and employee benefits                     1,030                 977
      Occupancy and equipment                                  340                 320
      FDIC insurance premiums                                  136                 120
      Data processing services                                  75                 109
      Professional services                                     37                  31
      Marketing                                                 22                  18
      Other                                                    170                 118
                                                        -----------         -----------

           Total noninterest expense                         1,810               1,693
                                                        -----------         -----------

Earnings Before Income Tax Expense                           1,348               1,262
Income tax expense                                             493                 461
                                                        -----------         -----------

Net Earnings                                          $        855       $         801
                                                        ===========         ===========


Net Earnings Per Share                                $       .38     $           .37
                                                        ===========         ===========


Dividends Declared Per Share                          $       .05     $           .04
                                                        ===========         ===========


See accompanying notes to consolidated financial statements.

           FIDELITY FINANCIAL BANKSHARES CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS

(Dollars in thousands, except per share data)

                                                               Six Months Ended
                                                                   June  30,
                                                      --------------------------------
                                                             1996               1995
                                                      -------------       ------------
                                                       (unaudited)         (unaudited)
Interest Income
      Real estate loans                               $      9,740        $     9,340
      Other loans                                            1,824              1,837
      Mortgage-backed securities                               257                193
      Investment securities                                    555                542
      Other investments                                        657                529
                                                         ----------         ----------

           Total interest income                            13,033             12,441
                                                         ----------         ----------

Interest Expense
      Deposits                                               5,858              5,255
      Short-term borrowings                                    550                617
      Long-term borrowings                                     727                774
                                                         ----------         ----------

           Total interest expense                            7,135              6,646
                                                         ----------         ----------

Net Interest Income                                          5,898              5,795
Provision for loan losses                                      160                195
                                                         ----------         ----------

Net Interest Income After Provision for Loan Losses          5,738              5,600
                                                         ----------         ----------

Noninterest income
      Gain (loss) on loans and mortgage-backed
          securities, net                                      68                (64)
      Gain on sale of investment securities
          available-for-sale, net                              26                  -
      Operations of real estate acquired in
          settlement of loans                                  (12)                (2)
      Other                                                    346                338
                                                         ----------         ----------

           Total noninterest income                            428                272
                                                         ----------         ----------

Noninterest expense
      Compensation and employee benefits                     2,046              1,982
      Occupancy and equipment                                  673                640
      FDIC insurance premiums                                  271                239
      Data processing services                                 194                232
      Professional services                                     80                 69
      Marketing                                                 31                 47
      Other                                                    291                241
                                                         ----------         ----------

           Total noninterest expense                         3,586              3,450
                                                         ----------         ----------

Earnings Before Income Tax Expense                           2,580              2,422
Income tax expense                                             945                886
                                                         ----------         ----------

Net Earnings                                          $      1,635        $     1,536
                                                         ==========         ==========


Net Earnings Per Share                                $        .72     $          .69
                                                         ==========         ==========


Dividends Declared Per Share                          $        .09     $          .08
                                                         ==========         ==========



See accompanying notes to consolidated financial statements.

           FIDELITY FINANCIAL BANKSHARES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


(Dollars in thousands)

                                                                            Six Months Ended
                                                                                June 30,
                                                            -----------------------------------
                                                                 1996                     1995
                                                            --------------         ------------
                                                              (unaudited)          (unaudited)
Operating activities
      Net income                                            $       1,635        $       1,536
      Adjustments to reconcile net income to
         net cash absorbed by operating activities:
           Provision for loan losses                                  160                  195
           Depreciation and amortization                              235                  236
           Originations of loans held-for-sale                    (20,542)              (6,360)
           Purchase of mortgage-backed securities                  (3,815)                   -
           Proceeds from sale of loans held-for-sale                2,149                1,924
           Proceeds from sale of mortgage-backed
              securities available for sale                        11,480                    -
           (Increase) decrease in prepaid expenses
               and other assets                                      (131)                 219
           Decrease in excess servicing                                 9                   33
           Increase in deferred loan fees                              70                   49
           Increase in other liabilities                              252                  221
           Other, net                                                  22                  (19)
                                                              ------------         ------------

                Net cash absorbed by operating activities          (8,476)              (1,966)
                                                              ------------         ------------

Investing activities
      Maturities of investment securities                           2,000                    -
      Purchase of investment securities                            (2,000)                   -
      Proceeds from sales of investment securities                  3,000                    -
      Loan and mortgage-backed securities principal
          repayments                                               72,252               51,476
      Loan disbursements                                          (80,627)             (62,601)
      Loans purchased                                                   -               (3,445)
      Redemption of stock in FHLB                                       -                  127
      Purchase of premises and equipment, net of disposals           (194)                (145)
                                                              ------------         ------------

                Net cash absorbed by investing activities          (5,569)             (14,588)
                                                              ------------         ------------

Financing activities
      Cash dividends paid                                            (182)                (177)
      Exercise of stock options                                        18                  155
      Net increase in deposits                                      6,238               16,495
      Net increase (decrease) in short-term borrowings             (5,200)               8,434
      Proceeds from FHLB advances                                  38,441               36,615
      Repayment of  FHLB advances                                 (29,200)             (41,050)
      Decrease in advance payments by borrowers for
         taxes and insurance                                         (303)                (207)
                                                              ------------         ------------

                Net cash provided by financing activities           9,812               20,265
                                                              ------------         ------------

Increase (decrease) in cash and cash equivalents                   (4,233)               3,711

Cash and cash equivalents at beginning of period                   31,558               19,671
                                                              ------------         ------------

Cash and cash equivalents at end of period                  $      27,325        $      23,382
                                                              ============         ============




See accompanying notes to consolidated financial statements.

           FIDELITY FINANCIAL BANKSHARES CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996


1.       Consolidated Financial Statements

         The accompanying consolidated financial statements include the accounts of Fidelity Financial Bankshares Corporation and its wholly-owned subsidiary, Fidelity Federal Savings Bank and its wholly-owned, subsidiary Fidelity Service Corporation (collectively "the Corporation"). All significant intercompany balances and transactions have been eliminated in consolidation.

         The reorganization of Fidelity Federal Savings Bank ( the "Bank") into the holding company form of ownership was completed effective May 26, 1995, following regulatory and stockholder approval. The financial statements presented are the unaudited consolidated financial statements of the Corporation as if the reorganization had already taken place.

         Earnings per share of common stock are computed based on the weighted average number of shares outstanding for the period. The weighted average number of shares outstanding were 2,287,238 and 2,252,695 for the three months ended June 30, 1996 and 1995, respectively. For the six months ended June 30, 1996 and 1995 the weighted average number of shares outstanding were 2,283,097 and 2,245,776, respectively.

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

         In the opinion of management of the Corporation, all adjustments (which include only normal recurring accruals) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three month and six month periods ended June 30, 1996 are not necessarily indicative of the results which may be expected for the entire year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report for the year ended December 31, 1995.

3.       Stockholders' Equity and Dividend Restrictions

         Payment of dividends to the Corporation by the Bank is limited by federal regulations. See Note 13 in Notes to Consolidated Financial Statements of the 1995 annual report for information regarding payment of cash dividends.

         On April 30, 1996, the Bank paid to stockholders of record April 16, 1996, a quarterly cash dividend of $.04 per share. On June 24, 1996, the Board of Directors declared a quarterly cash dividend of $.05 per share, payable July 31, 1996 to stockholders of record July 17, 1996.

           FIDELITY FINANCIAL BANKSHARES CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996

4.       Supplemental Disclosures of Cash Flow Information

         Total interest paid for the three months ended June 30, 1996 and 1995 was $3,608,000 and $3,492,000, respectively. For the six months ended June 30, 1996 and 1995, total interest paid was $7,195,000 and $6,638,000, respectively.

         Total income taxes paid for the three months ended June 30, 1996 were $739,000 as compared to $796,000 for the three months ended June 30, 1995. Total income taxes paid for the six months ended June 30, 1996 and June 30, 1995 were $739,000 and $796,000, respectively.

         Loans receivable exchanged for mortgage-backed securities totaled $5,088,000 and none for the three months ended June 30, 1996 and 1995, respectively. For the six months ended June 30, 1996 and 1995, loans receivable exchanged for mortgage-backed securities totaled $10,647,000 and none, respectively.

         Real estate acquired in settlement of loans during the three months and six months ended June 30, 1996 was none and $132,000 as compared to none for both comparable periods in 1995.

         For purposes of reporting cash flows, cash and cash equivalents include cash, adjustable rate mortgage mutual funds, FHLB overnight funds, and federal funds.

5.       Loans Receivable

                                                         June 30,         December 31,
                                                      ----------------------------------
(Dollars in thousands)                                    1996                1995
                                                      -------------    -----------------
                                                         (unaudited)
     Real estate loans
         First mortgage conventional
             One to four family                       $  113,481   $   107,103
             Multifamily                                  12,788        12,240
             Nonresidential                               47,678        46,415
             Construction and development                 68,816        61,103
         Second mortgage conventional                        862           750
                                                       ----------   -----------

             Total real estate loans                     243,625       227,611
     Less
         Loans in process                                 21,184        17,467
         Deferred loan fees, net                             836           754
         Allowance for loan losses                         1,698         2,032
                                                       ----------   -----------

             Net real estate loans                       219,907       207,358
                                                       ----------   -----------

     Other Loans
         Consumer and installment                         16,535        16,991
         Commercial                                       23,811        23,723
                                                       ----------   -----------

             Total other loans                            40,346        40,714
     Less
         Deferred loan fees, net                           (164)         (152)
         Allowance for loan losses                         1,412         1,030
                                                       ----------   -----------

             Net other loans                              39,098        39,836
                                                       ----------   -----------

                                                      $  259,005   $   247,194
                                                       ==========   ===========

           FIDELITY FINANCIAL BANKSHARES CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996
6.       Impaired Loans

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

         As of June 30, 1996 the Corporation's recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 totaled $650,000, as compared to none for the same period in 1995. For the quarters ended June 30, 1996 and 1995, the average recorded investment in impaired loans was $650,000 and none, respectively. For the six months ended June 30, 1996 and 1995, the average recorded investment in impaired loans was $434,000 and none, respectively. For the quarter and six months ended June 30, 1996, interest income recognized on impaired loans totaled $13,000 and $17,000, respectively, as compared to none for the two comparable periods in 1995.

           FIDELITY FINANCIAL BANKSHARES CORPORATION AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  JUNE 30, 1996

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

This Management's Discussion and Analysis should be read in conjunction with Management's Discussion and Analysis contained in the Corporation's annual report to stockholders, which focuses upon relevant matters occurring during the year commencing January 1, 1995 and ending December 31, 1995. The ensuing discussion focuses upon material matters as of and for the three months and six months ended June 30, 1996.

FINANCIAL CONDITION AND CAPITAL ADEQUACY

FINANCIAL CONDITION

Assets of the Corporation were $325.8 million at June 30, 1996, an increase of 4% over assets of $314.4 million at December 31, 1995. Loans receivable and mortgage-backed securities totaled $274.8 million at June 30, 1996, an increase of 7% over loans receivable and mortgage-backed securities of $256.2 million at December 31, 1995. Deposits increased 3% from $239.1 million at December 31, 1995, to $245.4 million at June 30, 1996. Stockholders' equity totaled $28.0 million at June 30, 1996, which represents a book value of $12.22 per share.

Loan disbursements increased sharply during the three and six months ended June 30, 1996 as compared to the same period in 1995. Closings were $60.3 million for the quarter ended June 30, 1996, as compared to $44.5 million for the same period of 1995. For the six months ended June 30, 1996, loan disbursements totaled $107.8 million, increasing from $74.7 million for the comparable period of 1995. Such increase resulted from stronger loan demand in several areas.

Deposit growth has occurred as the Bank has aggressively priced its six month and longer certificates of deposit. Of the $6.2 million growth in deposits for the six months, the nine month and longer certificates increased $5.3 million, while certificates under nine months and transaction accounts and money market deposit accounts collectively increased $.9 million.

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

           FIDELITY FINANCIAL BANKSHARES CORPORATION AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  JUNE 30, 1996

CAPITAL ADEQUACY, (Continued)

At June 30, 1996, the Bank's tangible capital totaled $26,077,000, (8.01% of adjusted assets) which exceeded the regulatory requirement of $4,883,000, (1.50% of adjusted assets) by $21,194,000.

The Bank's core capital at June 30, 1996, totaled $26,077,000, (8.01% of adjusted assets) which exceeded the regulatory requirement of $9,766,000 (3.00% of adjusted assets) by $16,311,000.

The risk-based capital of the Bank was $28,435,000 (12.35% of risk-weighted assets) at June 30, 1996, which exceeded the regulatory requirement of $18,426,000 (8.00% of risk-weighted assets) by $10,009,000.

RESULTS OF OPERATIONS

Net earnings for the quarter ended June 30, 1996, increased 7% to $855,000 or $.38 per share as compared to $801,000 or $.37 per share for the comparable period in 1995. Net earnings for the six months ended June 30, 1996 increased 6% to $1,635,000, or $.72 per share as compared to $1,536,000 or $.69 per share for the same period in 1995.

Net interest income increased 5% from $2,885,000 in the second quarter of 1995 to $3,028,000 in the comparable period of 1996. Such increase occurred because the net interest margin increased from 3.93% in the second quarter of 1995 to 3.95% in the second quarter of 1996, and average interest-earning assets increased from $294.7 million in the second quarter of 1995 to $308.0 million in 1996. For the six months ended June 30, 1996, net interest income increased 2% from $5,795,000 in 1995 to $5,898,000 in 1996, due to the increase in average interest earning assets from $288.8 million in 1995 to $305.5 million in 1996, which more than offset a decrease in the net interest margin from 4.05% in 1995 to 3.88% in 1996. The net interest margin is expected to increase slightly during the remainder of 1996, primarily because of adjustable rate loans originated below the fully indexed rate, adjusting to higher levels.

Nonperforming assets increased to $3.6 million or 1.11% of assets at June 30, 1996 from $2.9 million or .91% of assets at December 31, 1995; however, nonperforming assets decreased slightly from the March 31, 1996 level of $3.7 million of 1.16% of assets. These nonperforming assets consist of real estate acquired in settlement of loans of $1.0 million and nonperforming loans of $2.6 million.

The provision for loan losses was $75,000 for the second quarter of 1996, as compared to $87,000 for the comparable period in 1995. During the second quarter of 1996, there were net loan chargeoffs totaling $115,000 as compared to none for the second quarter of 1995. For the six months ended June 30, 1996, the provision for loan losses was $160,000 as compared to $195,000 for the same period in 1995. Net loan charge-offs for the six months ended June 30, 1996 were $112,000 compared to $82,000 in 1995. The total allowance for loan losses at June 30, 1996 was $3,110,000 or 1.15% of loans receivable, as compared to $3,062,000 or 1.20% of loans receivable at December 31, 1995. The total allowance for loan losses amounted to 86% of nonperforming assets and 117% of nonperforming loans at June 30, 1996.

           FIDELITY FINANCIAL BANKSHARES CORPORATION AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  JUNE 30, 1996

RESULTS OF OPERATIONS, (Continued)

Noninterest income for the quarter ended June 30, 1996 was $205,000, compared to $157,000 for the second quarter of 1995. For the quarter ended June 30, 1996, gains on the sale of loans and mortgage-backed securities were $26,000 compared to a loss of $16,000 in 1995. For the six months ended June 30, 1996, gains on sale of loans and mortgage-backed securities totaled $68,000 as compared to a loss of $64,000 in 1995. For the six months ended June 30, 1996, the Bank had gains on sale of investment securities of $26,000, compared to none during the same period of 1995.

Noninterest income for the quarter ended June 30, 1996 was $205,000 increasing from $157,000 for the quarter ended June 30, 1995. The primary reason for such increase was a gain on the sale of loans and mortgage-backed securities of $26,000 in 1996, compared to a loss of $16,000 in 1995.

Noninterest income for the six months ended June 30, 1996 was $428,000 increasing from $272,000 for the same period in 1995. The primary reason for such increase was the gain on sale of loans and mortgage-backed securities of $68,000 in 1996, compared to a loss of $64,000 in 1995. In addition, the gain on sale of investment securities was $26,000 in 1996 compared to none in 1995.

Noninterest expenses were $1,810,000 for the three months ended June 30, 1996, increasing 7% from $1,693,000 for the same period in 1995. Noninterest expenses for the six months ended June 30, 1996 were $3,586,000, increasing 4% from $3,450,000 in 1995.

Income tax expense for the quarter ended June 30, 1996 was $493,000 or an effective rate of 36.6% as compared to $461,000 or an effective rate of 36.5% for the comparable period in 1995. For the six months ended June 30, 1996, income tax expense was $945,000 or an effective rate of 36.6%, compared to $886,000 or an effective rate of 36.6% for the same period in 1995.

LIQUIDITY

Liquidity represents the Bank's ability to fund loans and withdrawals of deposits. Total assets qualifying as regulatory liquidity as of June 30, 1996 were $21.4 million. This is $7.9 million in excess of the regulatory required liquidity amount of $13.5 million. The Bank is in compliance with all regulatory liquidity requirements at June 30, 1996.

The Bank increased its advances from the FHLB and other borrowings by $4.0 million from December 31, 1995 to June 30, 1996. Such increase in borrowings was used to fund the growth in loans receivable and mortgage-backed securities.

           FIDELITY FINANCIAL BANKSHARES CORPORATION AND SUBSIDIARIES

                           PART II - OTHER INFORMATION


ITEM 1.  Legal Proceedings

    The Company is not engaged in any material legal proceedings at the present time.

ITEM 2.  Changes in Securities

    Not Applicable

ITEM 3.  Defaults Upon Senior Securities

    Not Applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders

    (a) On April 23, 1996, the Corporation held its annual meeting of stockholders.

    (b) At the annual meeting, Messrs. Clements, Evins, Laughon and Smith were elected as directors for a term of three years. The nominees and the votes cast in connection with such nominees were as follows:

   ----------------------------- -------------------- -------------------------
                                 Votes For            Votes Withheld

   1.       Clements             1,795,454                 5,378
   2.       Evins                1,795,425                 5,407
   3.       Laughon              1,794,883                 5,949
   4.       Smith                1,794,787                 6,045
   ----------------------------- ------------------------- --------------------

  Directors  Blankenship,   Crawford,  Farmer,  Martin,
  November, Pollard, Ward, and Watts continued in their terms as directors.

    (c) In addition to the election of directors, the stockholders approved certain other proposals. These proposals and the votes cast in connection with such proposals were as follows:

                                                            Votes        Votes
                                          Votes For       Against     Abstained
 ----- -------------------------------- --------------- ------------ ----------
 ----- -------------------------------- --------------- ------------ ----------

    1.  Ratification of the
        appointment of KPMG Peat
        Marwick  LLP to be
        independent auditors for 1996.
                                          1,793,948        3,627         3,257
 ----- -------------------------------- --------------- ------------ ----------

            FIDELITY FINANCIAL BANKSHARES CORPORATION AND SUBSIDIARY

                           PART II - OTHER INFORMATION




ITEM 5.  Other Information

    Not Applicable

ITEM 6.  Exhibits and Reports on Form 8-K

    (a) Exhibits Are Not Applicable

    (b) No form 8-K filed during the quarter ended June 30, 1996

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

                              DATE: August 9, 1996




                              /s/ Gerald L. Martin
                                  Gerald L. Martin
                                  Executive Vice President,  Principal
                                  Financial Officer, Treasurer and a
                                  Director

                              DATE: August 9, 1996




                           /s/ William S. Miller, Jr.
                               William S. Miller, Jr.
                               Principal Accounting Officer

                              DATE: August 9, 1996