Form 10-Q
period 1996-09-30
FIDELITY FINANCIAL BANKSHARES CORP
filed 1996-11-15
CIK 937688

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549


                                   FORM 10-Q



MARK ONE
-------------------------------------------------------------------------------
X
-------------------------------------------------------------------------------
QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
OF 1934

         For the Quarterly Period Ended September 30, 1996

                                   OR

--------------------------------------------------------------------------------

-------------------------------------------------------------------------------
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934



Commission File Number:  0-26196



                    FIDELITY FINANCIAL BANKSHARES CORPORATION
             (exact name of registrant as specified in its charter)

          Virginia                                         54-1746028
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 of incorporation)

2809 Emerywood Parkway, Suite 500, Richmond, VA          23294_
  (Address of principal executive offices)             (Zip Code)

           Registrant's Telephone Number - (804) 756-0200

Indicate the number of shares outstanding of each of the issuer's classes of capital stock, as of the latest practicable date:

                 Common Stock,  Par Value $1.00 per share,
         2,298,467 shares outstanding as of November 12, 1996


Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

                           Yes   X           No

                   FIDELITY FINANCIAL BANKSHARES CORPORATION

                                   INDEX


                    PART I - FINANCIAL INFORMATION

                                                                  Page Number
ITEM 1   Consolidated Financial Statements

         Consolidated Statements of Financial Condition                3

         Consolidated Statements of Operations                       4 - 5

         Consolidated Statements of Cash Flows                         6

         Notes to Consolidated Financial Statements                  7 - 9

ITEM 2   Management's Discussion and Analysis of                    10 - 13
         Financial Condition and Results of Operations


                                 PART II - OTHER INFORMATION

ITEM 1   Legal Proceedings                                            14

ITEM 2   Changes in Securities                                        14

ITEM 3   Defaults Upon Senior Securities                              14

ITEM 4   Submission of Matters to a Vote of Security Holders          14

ITEM 5   Other Information                                            14

ITEM 6   Exhibits and Reports on Form 8-K                             14


                   SIGNATURES

FIDELITY FINANCIAL BANKSHARES CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except share data)

                                                   September 30,    December 31,
                                                      1996             1995
                                                   -------------    -----------
ASSETS                                              (unaudited)

 Cash and due from banks                             $   3,675     $    5,067
 Investment securities available-for-sale               30,199         36,649
 Investment securities held-to-maturity                  4,492          6,462
 Mortgage-backed securities available-for-sale           8,294          4,871
 Loans receivable, net                                 269,303        247,194
 Loans receivable held-for-sale                          2,184          4,147
 Real estate acquired in settlement of loans, net        1,203            822
 Premises and equipment, net                             4,575          4,681
 Accrued interest receivable                             2,183          2,108
 Prepaid expenses and other assets                       3,125          2,412
                                                   ------------   ------------

                                                     $  329,233   $   314,413
                                                   ============   ============


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
 Deposits                                           $  249,184      $ 239,121
 Advances from the Federal Home Loan Bank               44,414         37,210
 Securities sold under agreements to repurchase          2,905          8,115
 Advance payments by borrowers for taxes and             1,121            867
   insurance
Other liabilities                                        3,862          2,263
                                                      ---------      ---------

                      Total Liabilities                301,486        287,576
                                                      ---------      ---------


STOCKHOLDERS' EQUITY

 Preferred stock, $1.00 par value per share
  (1,000,000 shares authorized; none issued)            -               -
 Common stock, $1.00 par value per share
  (4,000,000 shares authorized; 2,298,467
  and 2,276,992 shares issued and
  outstanding at September 30, 1996 and
  December 31, 1995, respectively)                     2,298             2,277
 Additional paid-in capital                            9,679             9,632
 Retained earnings                                    15,995            14,912
 Net unrealized gain (loss) on securities
  available-for-sale                                   (225)                16
                                                     --------         ---------

               Total Stockholders' Equity             27,747            26,837
                                                   ------------    ------------

                                            $       329,233   $       314,413
                                              ==============    ==============

See accompanying notes to consolidated financial statements.

         FIDELITY FINANCIAL BANKSHARES CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)
                                                                                  Three Months Ended
                                                                                      September 30,
                                                                         ---------------------------------
                                                                                 1996                1995
                                                                         -------------       -------------
                                                                         (unaudited)         (unaudited)
Interest Income
      Real estate loans                                                  $      5,044        $      4,870
      Other loans                                                                 931                 965
      Mortgage-backed securities                                                  162                 102
      Investment securities                                                       240                 294
      Other investments                                                           336                 289
                                                                            ----------         -----------

           Total interest income                                                6,713               6,520
                                                                            ----------         -----------

Interest Expense
      Deposits                                                                  2,937               2,915
      Short-term borrowings                                                       187                 383
      Long-term borrowings                                                        481                 356
                                                                            ----------         -----------

           Total interest expense                                               3,605               3,654
                                                                            ----------         -----------

Net Interest Income                                                             3,108               2,866
Provision for loan losses                                                         225                  88
                                                                            ----------         -----------

Net Interest Income After Provision for Loan Losses                             2,883               2,778
                                                                            ----------         -----------

Noninterest income
      Gain on sale of loans and mortgage-backed
           securities, net                                                         26                  35
      Gain on sale of investment securities available-for-sale, net                 -                   -
      Operations of real estate acquired in settlement of loans                     -                  (1)
      Other                                                                       184                 159
                                                                            ----------         -----------

           Total noninterest income                                               210                 193
                                                                            ----------         -----------

Noninterest expense
      Compensation and employee benefits                                        1,068               1,033
      Occupancy and equipment                                                     333                 322
      FDIC insurance premiums                                                     140                 130
      FDIC assessment to recapitalize SAIF Fund                                 1,490                   -
      Data processing services                                                    113                  54
      Professional services                                                       141                  47
      Marketing                                                                    28                  20
      Other                                                                       147                 130
                                                                            ----------         -----------

           Total noninterest expense                                            3,460               1,736
                                                                            ----------         -----------

Earnings (Loss) Before Income Taxes                                              (367)              1,235
Income tax expense (benefit)                                                     (136)                452
                                                                            ----------         -----------

Net Earnings (Loss)                                                      $       (231)       $        783
                                                                            ==========         ===========


Net Earnings (Loss) Per Share                                            $       (.11)    $           .34
                                                                            ==========       =============


Dividends Declared Per Share                                             $        .05     $           .04
                                                                            ==========       =============

See accompanying notes to consolidated financial statements.

   FIDELITY FINANCIAL BANKSHARES CORPORATION AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF OPERATIONS


(Dollars in thousands, except per share data)

                                                                                 Nine Months Ended
                                                                                    September 30,
                                                                         --------------------------------
                                                                                1996               1995
                                                                         -------------      -------------
                                                                            (unaudited)        (unaudited)

 Interest Income
  Real estate loans                                                     $     14,784       $     14,210
  Other loans                                                                  2,755              2,802
  Mortgage-backed securities                                                     419                295
  Investment securities                                                          795                836
  Other investments                                                              993                818
                                                                          -----------        -----------

       Total interest income                                                  19,746             18,961
                                                                          -----------        -----------

Interest Expense
 Deposits                                                                     8,795              8,170
 Short-term borrowings                                                          737              1,000
 Long-term borrowings                                                         1,208              1,130
                                                                         -----------        -----------

      Total interest expense                                                 10,740             10,300
                                                                         -----------        -----------

Net Interest Income                                                           9,006              8,661
Provision for loan losses                                                       385                283
                                                                           -----------        -----------

Net Interest Income After Provision for Loan Losses                           8,621              8,378
                                                                           -----------        -----------

Noninterest income
 Gain (loss) on sale of loans and mortgage-backed
      securities, net                                                         94                (29)
 Gain on sale of investment securities available-for-sale, net                26                  -
 Operations of real estate acquired in settlement of loans                   (12)                (3)
 Other                                                                       530                497
                                                                      -----------        -----------

      Total noninterest income                                               638                465
                                                                      -----------        -----------

Noninterest expense
 Compensation and employee benefits                                        3,114              3,015
 Occupancy and equipment                                                   1,006                962
 FDIC insurance premiums                                                     411                369
 FDIC special assessment to recapitalize SAIF Fund                         1,490                  -
 Data processing services                                                    307                286
 Professional services                                                       221                116
 Marketing                                                                    59                 67
 Other                                                                       438                371
                                                                      -----------        -----------

      Total noninterest expense                                            7,046              5,186
                                                                      -----------        -----------

Earnings Before Income Taxes                                               2,213              3,657
Income tax expense                                                           809              1,338
                                                                      -----------        -----------

Net Earnings                                                        $      1,404       $      2,319
                                                                      ===========        ===========


Net Earnings Per Share                                              $         .61       $      1.03
                                                                       ===========       ===========


Dividends Declared Per Share                                        $         .14        $        .11
                                                                        ===========        ===========

      See accompanying notes to consolidated financial statements.

    FIDELITY FINANCIAL BANKSHARES CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CASH FLOWS


(Dollars in thousands)

                                                                           Nine Months Ended
                                                                              September 30,
                                                               --------------------------------------
                                                                          1996                 1995
                                                                  -----------------    ----------------
                                                                       (unaudited)         (unaudited)

Operating activities
 Net income                                                          $     1,404      $        2,319
 Adjustments to reconcile net income to net cash absorbed
    by operating activities:
      Provision for loan losses                                              385                 283
      Depreciation and amortization                                          353                 354
      Originations of loans held-for-sale                                (21,588)            (16,052)
      Purchase of mortgage-backed securities                              (3,815)                  -
      Proceeds from sale of loans held-for-sale                            3,389               6,299
      Proceeds from sale of mortgage-backed securities
         available-for-sale                                               16,544               6,931
      (Increase) decrease in prepaid expenses and other assets              (777)                156
      (Increase) decrease in excess servicing                                (11)                 34
      Increase (decrease) in deferred loan fees                              103                 (57)
      Increase in other liabilities                                        1,599                 437
      Other, net                                                              40                 (26)
                                                                      -----------       -------------

           Net cash provided (absorbed)  by operating activities          (2,374)                678
                                                                      -----------       -------------

Investing activities
 Maturities of investment securities held-to-maturity                      2,000                   -
 Purchase of investment securities available-for-sale                     (2,000)             (1,002)
 Proceeds from sales of investment securities available-for-sale           3,000                   -
 Loan and mortgage-backed securities principal repayments                112,683              84,002
 Loan disbursements                                                     (131,795)            (90,612)
 Loans purchased                                                               -              (3,445)
 Redemption of stock in FHLB                                                   -                 127
 Purchase of premises and equipment                                         (235)               (168)
                                                                      -----------       -------------

           Net cash absorbed by investing activities                     (16,347)            (11,098)
                                                                      -----------       -------------

Financing activities
 Cash dividends paid                                                        (297)               (268)
 Exercise of stock options                                                    68                 168
 Net increase in deposits                                                 10,063              19,383
 Net (decrease) increase in short-term borrowings                         (5,210)              8,066
 Proceeds from FHLB advances                                              63,345              62,615
 Repayment of  FHLB advances                                             (56,141)            (73,050)
 Increase in advance payments by borrowers for
    taxes and insurance                                                      254                 274
                                                                      -----------       -------------

           Net cash provided by financing activities                      12,082              17,188
                                                                      -----------       -------------

Increase (decrease) in cash and cash equivalents                         (6,639)              6,768

Cash and cash equivalents at beginning of period                         31,558              19,671
                                                                     -----------       -------------

Cash and cash equivalents at end of period                      $        24,919      $       26,439
                                                                  ==============       =============

See accompanying notes to consolidated financial statements.

   FIDELITY FINANCIAL BANKSHARES CORPORATION AND SUBSIDIARIES

     NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1996

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

    Earnings per share of common stock are computed based on the weighted average number of shares outstanding for the period. The weighted average number of shares outstanding were 2,294,098 and 2,276,222 for the three months ended September 30, 1996 and 1995, respectively. For the nine months ended September 30, 1996 and 1995 the weighted average number of shares outstanding were 2,286,773 and 2,256,036, respectively.

2.  Basis of Presentation

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

    In the opinion of management of the Corporation, all adjustments (which include only normal recurring accruals) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three month and nine month periods ended September 30, 1996 are not necessarily indicative of the results which may be expected for the entire year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report for the year ended December 31, 1995.

3.  Stockholders' Equity and Dividend Restrictions

    Payment of dividends to the Corporation by the Bank is limited by federal regulations. See Note 13 in Notes to Consolidated Financial Statements of the 1995 annual report for information regarding payment of cash dividends.

    On September 30, 1996, the Board of Directors declared a quarterly cash dividend of $.05 per share, payable October 31, 1996 to stockholders of record October 17, 1996. On July 31, 1996, the Corporation paid to stockholders of record July 17, 1996, a quarterly cash dividend of $.05 per share. On April 30, 1996, the Corporation paid to stockholders of record April 16, 1996, a quarterly cash dividend of $.04 per share.

           FIDELITY FINANCIAL BANKSHARES CORPORATION AND SUBSIDIARIES

               NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 SEPTEMBER 30, 1996

4. Supplemental Disclosures of Cash Flow Information

   Total interest paid for the three months ended September 30, 1996 and 1995 was $3,590,000 and $3,659,000, respectively. For the nine months ended September 30, 1996 and 1995, total interest paid was $10,786,000 and $10,305,000, respectively.

   Total income taxes paid for the three months ended September 30, 1996 were $574,000 as compared to $312,000 for the three months ended September 30, 1995. Total income taxes paid for the nine months ended
   September 30, 1996 and September 30, 1995 were $1,313,000 and $1,114,000, respectively.

   Loans receivable exchanged for mortgage-backed securities totaled $6,189,000 and $6,201,000 for the three months ended September 30, 1996 and 1995, respectively. For the nine months ended September 30, 1996 and 1995, loans receivable exchanged for mortgage-backed securities totaled $16,836,000 and $6,201,000, respectively.

   Real estate acquired in settlement of loans during the three months ended September 30, 1996 was $249,000 as compared to $88,000 for the comparable period in 1995. Real estate acquired in settlement of loans during the nine months ended September 30, 1996 and 1995 was $381,000 and $88,000, respectively.

   For purposes of reporting cash flows, cash and cash equivalents include cash, adjustable rate mortgage mutual funds, FHLB overnight funds and federal funds.

5.       Loans Receivable
                                           September 30,      December 31,
                                          ----------------------------------
  (Dollars in thousands)                     1996                1995
                                          ---------------      -------------
                                            (unaudited)
  Real estate loans
         First mortgage conventional
             One to four family               $ 117,067     $  107,103
             Multifamily                         12,706         12,240
             Nonresidential                      48,215         46,415
             Construction and development        72,767         61,103
         Second mortgage conventional               773            750
                                               ---------     ----------
             Total real estate loans            251,528        227,611
  Less
         Loans in process                        21,494         17,467
         Deferred loan fees, net                    878            754
         Allowance for loan losses                1,707          2,032
                                               ---------     ----------
             Net real estate loans              227,449        207,358
                                               ---------     ----------
  Other Loans
         Consumer and installment                16,700         16,991
         Commercial                              26,468         23,723
                                               ---------     ----------
             Total other loans                   43,168         40,714
  Less
         Deferred loan fees, net                  (172)          (152)
         Allowance for loan losses                1,486          1,030
                                               ---------     ----------
             Net other loans                     41,854         39,836
                                               ---------     ----------
                                              $ 269,303     $  247,194
                                               =========     ==========

       FIDELITY FINANCIAL BANKSHARES CORPORATION AND SUBSIDIARIES

          NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   SEPTEMBER 30, 1996


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

   As of September 30, 1996 the Corporation's recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 totaled $647,000, as compared to none for the same period in 1995. For the quarters ended September 30, 1996 and 1995, the average recorded investment in impaired loans was $648,000 and none, respectively. For the nine months ended September 30, 1996 and 1995, the average recorded investment in impaired loans was $505,000 and none, respectively. For the quarter and nine months ended September 30, 1996, interest income recognized on impaired loans totaled $13,000 and $30,000, respectively, as compared to none for the two comparable periods in 1995.

7. Merger Agreement

   On August 22, 1996, Fidelity Financial Bankshares Corporation signed a definitive agreement to be acquired by Southern National Corporation (NYSE: SNB) in a stock transaction, currently expected to be accounted for as a purchase. In connection with the acquisition, Fidelity Federal Savings Bank will be merged into BB&T (Branch Banking and Trust) of Virginia, one of three banking subsidiaries operated by Southern National under the BB&T name. Fidelity Financial Bankshares Corporation President Barry D. Crawford will become the Regional President of the Richmond Region, which will be one of sixteen regions in the BB&T system that includes the Carolinas and Virginia. The transaction is expected to be completed during the first quarter of 1997 and is subject to approval of regulators and the stockholders of Fidelity Financial Bankshares Corporation and customary closing conditions.

           FIDELITY FINANCIAL BANKSHARES CORPORATION AND SUBSIDIARIES

                  MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              SEPTEMBER 30, 1996

Fidelity Financial Bankshares Corporation ("the Corporation") was incorporated in Virginia in 1995 to serve as the holding company of Fidelity Federal Savings
Bank  ("the Bank").  The   stockholders  of  the  Bank  approved  the  Plan  of
Reorganization at the Fidelity Federal Annual Meeting on April 25, 1995, and the reorganization was consummated on May 26, 1995 with the Bank becoming the wholly-owned subsidiary of Fidelity Financial Bankshares Corporation. The Bank, incorporated in 1986, is a federally chartered capital stock savings bank with its principal offices in Richmond, Virginia.

This Management's Discussion and Analysis should be read in conjunction with Management's Discussion and Analysis contained in the Corporation's annual report to stockholders, which focuses upon relevant matters occurring during the year commencing January 1, 1995 and ending December 31, 1995. The ensuing discussion focuses upon material matters as of and for the three months and nine months ended September 30, 1996.

FINANCIAL CONDITION AND CAPITAL ADEQUACY

FINANCIAL CONDITION

Assets of the Corporation were $329.2 million at September 30, 1996, an increase of 5% over assets of $314.4 million at December 31, 1995. Loans receivable and mortgage-backed securities totaled $279.8 million at September 30, 1996, an increase of 9% over loans receivable and mortgage-backed securities of $256.2 million at December 31, 1995. Deposits increased 4% from $239.1 million at December 31, 1995, to $249.2 million at September 30, 1996. Stockholders' equity totaled $27.7 million at September 30, 1996, which represents a book value of $12.07 per share.

Loan disbursements increased sharply during the three and nine months ended September 30, 1996 as compared to the same period in 1995. Closings were $ 54.7 million for the quarter ended September 30, 1996, as compared to $38.0 million for the same period of 1995. For the nine months ended September 30, 1996, loan disbursements totaled $162.5 million, increasing from $112.7 million for the comparable period of 1995.

Deposit growth has occurred as the Bank has aggressively priced its six month and longer certificates of deposit. Of the $10.1 million growth in deposits for the nine months, the nine month and longer certificates increased $8.1 million, while certificates under nine months and transaction accounts and money market deposit accounts collectively increased $2.0 million.

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

      FIDELITY FINANCIAL BANKSHARES CORPORATION AND SUBSIDIARIES

                 MANAGEMENT'S DISCUSSION AND ANALYSIS
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        SEPTEMBER 30, 1996

CAPITAL ADEQUACY, (Continued)

At September 30, 1996, the Bank's tangible capital totaled $25,842,000, (7.85% of adjusted assets) which exceeded the regulatory requirement of $4,936,000, (1.50% of adjusted assets) by $20,906,000.

The Bank's core capital at September 30, 1996, totaled $25,842,000, (7.85% of adjusted assets) which exceeded the regulatory requirement of $9,871,000 (3.00% of adjusted assets) by $15,971,000.

The risk-based capital of the Bank was $27,952,000 (11.86% of risk-weighted assets) at September 30, 1996, which exceeded the regulatory requirement of $18,858,000 (8.00% of risk-weighted assets) by $9,094,000.

RESULTS OF OPERATIONS

On September 30, 1996, President Clinton signed into law, legislation requiring a special assessment to recapitalize the Savings Association Insurance Fund. Thrift institutions or non-thrift institutions which had acquired deposits from thrift institutions over the years were levied this one time charge. To cover this special SAIF assessment, the Corporation recorded an after tax charge of $945,000, or $.41 per share. Annual FDIC premiums will be reduced due to the recapitalization and pretax savings are projected to be $400,000 for the Corporation in 1997.

The Corporation incurred a loss for the quarter ended September 30, 1996, of $231,000 or $.11 per share as compared to net earnings of $783,000 or $.34 per share for the comparable period in 1995. The principal reason for the loss was the one-time special SAIF recapitalization assessment of $945,000 after-tax, and to a lesser extent, after-tax expenses associated with the pending merger with Southern National Corporation of $48,000. Excluding these charges, earnings for the third quarter of 1996, would have been $762,000 or $.33 per share, down 3% from $783,000 or $.34 per share for 1995.


For the nine months ended September 30, 1996, earnings were $1,404,000 or $.61 per share, compared to $2,319,000 or $1.03 per share in 1995. Excluding the SAIF assessment and merger expenses, earnings would have been $2,397,000 or $1.05 per share.

Net interest income increased 8% from $2,866,000 in the third quarter of 1995 to $3,108,000 in the comparable period of 1996. Such increase occurred because the net interest margin increased from 3.81% in the third quarter of 1995 to 3.92% in the third quarter of 1996, and average interest-earning assets increased from $298.5 million in the third quarter of 1995 to $315.7 million in 1996. For the nine months ended September 30, 1996, net interest income increased 4% from $8,661,000 in 1995 to $9,006,000 in 1996, due to the increase in average interest earning assets from $292.1 million in 1995 to $308.9 million in 1996, which more than offset a decrease in the net interest margin from 3.96% in the first nine months 1995 to 3.89% in the first nine months 1996.

              FIDELITY FINANCIAL BANKSHARES CORPORATION AND SUBSIDIARIES

                       MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              SEPTEMBER 30, 1996

RESULTS OF OPERATIONS, (Continued)

Nonperforming assets increased to $3.8 million or 1.14% of assets at September 30, 1996 from $2.9 million or .91% of assets at December 31, 1995. Nonperforming assets at September 30, 1996 consist of real estate acquired in settlement of loans of $1.2 million and nonperforming loans of $2.6 million. During the third quarter of 1996, the Corporation experienced some weakness in one segment of its commercial business loan portfolio related to a single customer relationship totaling $4.9 million in loans at September 30, 1996. The collateral for such loans includes certain leases. Subsequent to September 30, 1996, the Corporation exercised certain collateral rights and took control of the leases collateralizing the customers' loans and transferred servicing of the leases to a subcontractor. As of September 30, 1996, the Bank has recorded a specific reserve of $.6 million related to resolution of the entire customer relationship of $4.9 million.

The provision for loan losses was $225,000 and $385,000 for the third quarter and nine months ended September 30, 1996, as compared to $88,000 and $283,000 for the comparable periods in 1995. During the third quarter and nine months ended September 30, 1996, net loan chargeoffs totaled $142,000 and $254,000, respectively, as compared to $5,000 and $64,000, respectively, for the similar periods of 1995. The total allowance for loan losses at September 30, 1996 was $3,193,000 or 1.16% of loans receivable, as compared to $3,062,000 or 1.20% of loans receivable at December 31, 1995. The total allowance for loan losses amounted to 84% of nonperforming assets and 125% of nonperforming loans at September 30, 1996.

Noninterest income for the quarter ended September 30, 1996 was $210,000, compared to $193,000 for the third quarter of 1995. The primary reason for such increase was an increase in loan servicing fees and prepayment penalties. This was partially offset by a decrease in gains on the sale of loans and mortgage-backed securities from $35,000 in 1995 to $26,000 in 1996.

Noninterest income for the nine months ended September 30, 1996 was $638,000 increasing from $465,000 for the same period in 1995. The primary reason for such increase was the gain on sale of loans and mortgage-backed securities of $94,000 in 1996, compared to a loss of $29,000 in 1995. In addition, the gain on sale of investment securities available-for-sale was $26,000 in 1996 compared to none in 1995.

Included in noninterest expenses for the quarter and nine months ended September 30, 1996, was the one-time special SAIF recapitalization pretax assessment of $1,490,000 and pretax merger expenses of $76,000. Excluding these expenses, noninterest expenses increased 9% from $1,736,000 in the third quarter of 1995 to $1,894,000 in 1996. For the nine months ended September 30, 1996, noninterest expenses, excluding the special SAIF assessment and merger expenses, increased 6% from $5,186,000 for 1995 to $5,480,000 in 1996.

Income tax benefit for the quarter ended September 30, 1996 was $136,000 or an effective benefit rate of 37.1% as compared to an expense of $452,000 or an effective rate of 36.6% for the comparable period in 1995. For the nine months ended September 30, 1996, income tax expense was $809,000 or an effective rate of 36.6%, compared to $1,338,000 or an effective rate of 36.6% for the same period in 1995.

          FIDELITY FINANCIAL BANKSHARES CORPORATION AND SUBSIDIARIES

                        MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                SEPTEMBER 30, 1996

LIQUIDITY

Liquidity represents the Bank's ability to fund loans and withdrawals of deposits. Total assets qualifying as regulatory liquidity as of September 30, 1996 were $18.8 million. This is $5.1 million in excess of the regulatory required liquidity amount of $13.7 million. The Bank is in compliance with all regulatory liquidity requirements at September 30, 1996.

The Bank increased its advances from the FHLB and other borrowings by $2.0 million from December 31, 1995 to September 30, 1996. Such increase in borrowings was used to fund the growth in loans receivable and mortgage-backed securities.

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

            Not Applicable

ITEM 5.  Other Information

            Not Applicable

ITEM 6.  Exhibits and Reports on Form 8-K

     (a)      Exhibits Are Not Applicable

     (b) A Form 8-K was filed during the quarter ended September 30, 1996 for the August 22, 1996 announcement of the Corporation and Southern National Corporation ("SNC") entering into a definitive agreement, whereby SNC will acquire the Corporation.

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

              DATE: November 13, 1996




              /s/ Gerald L. Martin
              Gerald L. Martin
              Executive Vice President,  Principal
              Financial Officer, Treasurer and a
              Director

              DATE: November 13, 1996




              /s/ William S. Miller, Jr.
              William S. Miller, Jr.
              Principal Accounting Officer

              DATE: November 13, 1996