Form 10-Q
period 1996-09-30
FIDELITY FINANCIAL BANKSHARES CORP
filed 1996-11-20
CIK 937688

THIS DOCUMENT IS A COPY OF THE FORM 10-Q FILED ON NOVEMBER PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION

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

              DATE: November 15, 1996




              /s/ Gerald L. Martin
              Gerald L. Martin
              Executive Vice President,  Principal
              Financial Officer, Treasurer and a
              Director

              DATE: November 15, 1996




              /s/ William S. Miller, Jr.
              William S. Miller, Jr.
              Principal Accounting Officer

              DATE: November 15, 1996